Form 10-K
period 2015-03-31
ADEPTPROS INC
filed 2016-02-24
CIK 1607551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-195995

Adeptpros Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-3793685
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14301 87th Street, Suite 110

Scottsdale, AZ 85260

(Address of principal executive offices)(Zip Code)

877-664-2777

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

None

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.00

Applicable only to corporate registrants:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 23, 2016, there were 50,000,000 shares of common stock, par value $0.001, issued and outstanding.

Documents incorporated by reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders: (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

Adeptpros Inc.

ANNUAL REPORT ON FORM 10-K

March 31, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements. Forward looking statements made by penny stock issuers such as the Company are excluded from the safe harbor in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, without limitation, those described below under Item 1A - Risk Factors and the following: (1) if the Company has limited cash resources and if it is not able to obtain further financing required for continuing operations, marketing, product development, and research its business operations will fail, (2) the Company has not generated substantial revenues, and as a result, faces a high risk of business failure, (3) the Company’s lack of diversification and dependence on material customers increases the risks associated with the Company’s business and an investment in the Company, and the Company’s financial condition may deteriorate rapidly if it fails to succeed in developing the Company’s business and expanding our customer base, (4) the Company may not effectively execute the Company’s business plan or manage the Company’s potential future business development, (5) the Company’s business could be impaired if it fails to comply with applicable regulations, (6) the Company has had significant turnover in management and may not be able to attract and maintain key management personnel to manage the Company or laboratory scientists to carry out the Company’s business operations, which could have a material adverse effect on the Company’s business, (7) the market for lab-grown diamond may not develop as anticipated, (8) competition may adversely affect our business and (9) the Company may expend a substantial amount of time and resources in connection with the Securities and Exchange Commission’s (“SEC”) recent subpoena, potential inquiries or legal actions in connection with its filings with the SEC or otherwise, which may impair the Company’s ability to raise capital and to operate its business.  You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. You are also urged to review and consider carefully the various disclosures made hereafter by the Company from time to time with its SEC filings.

PART I

Item 1. Business

Overview

We were incorporated in the State of Nevada as Madison Park Acquisition Corp. on November 29, 2011. On January 27, 2014, we amended our Articles of Incorporation to change our name to AdeptPros Inc. On April 15, 2014, AdeptPros Inc. completed a share exchange agreement with AdeptPros LLC, an Arizona LLC formed in 2007 and GeniusPort Inc., an Arizona S-Corporation formed in 2010. Additionally, on May 9, 2014, AdeptPros Inc. purchased 99% of AdeptPros IT Solutions Pvt. Ltd, a corporation incorporated under the Companies Act of 1956 under the laws of the nation of India. AdeptPros Inc. purchased shares from the following shareholders of Adeptpros IT Solutions Pvt. Ltd. (India): Gautam Mandewalker (1,000 shares), Punniah Choudary Kalluri (6,000 shares), Rajendra Prasad Kode (3,000 shares). Punniah Choudary Kalluri is the is the brother-in-law of Venkat Nallapati and brother of Padma Kalluri and Rajendra Prasad Kode is the father of Jayaram Kode Concurrently, AdeptPros LLC purchased 1% of AdeptPros IT Solutions Pvt. Ltd. The resultant structure, hereafter referred to as “the Company” is as follows:

The financial statements and results of operations have been reported as if the business combinations occurred at the beginning of the period being reported on (March 1, 2011).

Equity Exchange Agreement

On April 15, 2014, we executed an equity exchange agreement with AdeptPros LLC and GeniusPort Inc. Under this exchange agreement, AdeptPros Inc. became the holding company and obtained 100% interest in each of the two consolidating entitles: AdeptPros LLC, and GeniusPort Inc. As consideration for the transfer of the equity interests of AdeptPros LLC, and GeniusPort, Inc., we agreed to issue a total of 44,375,337 shares of our common stock to the members of AdeptPros LLC and the shareholders of GeniusPort Inc. Specifically, we issued shares as follows:

(A) 44,262,826 shares of AdeptPros Inc. were issued to the following individual Members of Adeptros LLC:

Member Name	Number of Shares
Padma Kalluri	4,291,808
Venkat Nallapati	15,000,000
Jayaram Kode	11,263,389
Sekhar Kolla	5,660,797
Sandhya Paruchuri	3,275,176
Gowri Bokka	2,365,404
Nilay Kavathia	401,042
Jigar Shah	401,042
Madhavi Katta	401,042
Srinivasa Rao Chavadam	401,042
Srinaresh Kumar Nemani	401,042
Srivenkata Nimmagadda	401,042
Total	44,262,826

(B) 112,511 shares of AdeptPros Inc. were issued to the following individual shareholders of GeniusPort Inc.:

Name of Shareholder	Number of Shares
Padma Kalluri	78,758
Jayaram Kode	33,753
Total	112,511

Stock Purchase Agreement

On May 9, 2014, we executed 3 separate stock purchase agreements whereby AdeptPros Inc. purchased for cash 9,900 shares from the existing shareholders of AdeptPros IT Solutions Pvt. Ltd (India) and AdeptPros LLC purchased 100 shares from the existing shareholders of AdeptPros IT Solutions Pvt. Ltd (India). The 10,000 shares purchased were all the outstanding stock of AdeptPros IT Solutions Pvt. Ltd (India).

1,000 shares of AdeptPros IT Solutions Pvt. Ltd. (India) were purchased from Gautam Mandewalker. 6,000 shares of AdeptPros IT Solutions Pvt. Ltd. (India) were purchased from Punniah Choudary Kalluri. Punnaiah Choudary Kalluri is the brother-in-law of Venkat Nallapti and brother of Padma Kalluri. 3,000 shares of AdeptPros IT Solutions Pvt. Ltd. (India) were purchased from Rajendra Prasad Kode. Rajendra Prasad Kode is the father of Jayaram Kode.

Our Business

The Company primarily earns revenue in two main activities: App Development and Training and Consulting. In the App Development segment the Company works with mobile technologies such as Apple iOS, Google Android and Microsoft Windows and is engaged by various clients to develop, build and test enterprise-level mobile apps according to client specifications. In the Training and Consulting segment, the Company is engaged by other companies or individuals to train them in the specialized programming skills. Both App Development and Training and Consulting take place in the United States and in India. In India the training segment is branded under the name “Geniusport” (see www.geniusport.com)

Lastly, the Company takes advantage of its own programing talent to foster development of products that may, in the future, have broad applicability. Examples of such technology are proximity based marketing and advertising platform for businesses, an interactive digital restaurant menu system for mobile tablets, a mobile POS system and a class management tool. None of these products, however, are yet commercially viable.

The Company’s legal entities and respective functions are as follows:

ADEPTPROS INC. is a U.S. corporation that is the holding company over the entire enterprise.

ADEPTPROS LLC is a wholly-owned U.S. limited liability company that functions as the main U.S. operating company. It houses Company management and is currently engaged in the U.S. sales and marketing effort employing a total of 7 people in the U.S. Additionally, Adeptpros LLC provides onsite app development service to the Company’s largest client, Sutoer Solutions Inc., in Chicago, Illinois.

ADEPTPROS IT SOLUTIONS PVT LTD is a corporation based in Bangalore India that is 99% owned by Adeptpros Inc and 1% owned by Adeptpros LLC. The entity houses Indian management, human resources, accounting, instructors and the programing staff. It delivers training and app development services to India -based clients. The training function is branded as “Geniusport”. In total, approximately 67 people are employed in India.

GENIUSPORT INC. is a U.S. corporation that in years past has done some Training and Consulting for U.S. clients. Currently, the entity is essentially inactive.

We have an expanding assortment of Fortune 500 customers that request a variety of mobile services from our team. In the United States, our largest customer is Sutoer Solutions, a prime contractor to the publishing company, Houghton-Mifflin. We received $1,278,730 in revenue in 2015 and $1,373,972 in revenue in 2014 from Sutoer Solutions. We rely upon our major customers for a substantial portion of our sales. Sutoer accounted for approximately 82% of the revenue of Adeptpros for the fiscal year ended March 31, 2015 and 87% for the fiscal year ended March 31, 2014.

The Industry

In total, smartphones, such as iPhone, Android and Windows phone sales in the United States are growing at a year to year rate of 40%,1. Apple reported that it had $10 billion in revenue in 2014 from application downloads alone.2 The mobile applications market will be a $143 billion industry by the end of 20163. Many enterprises are adopting mobile tablets to run their day-to-day enterprise applications on them. This creates a variety of business opportunities for AdeptPros in this enterprise mobile applications domain. The specifics and statistics of mobile phone and tablet users today has exceeded any consumer expectations. Some of these astounding statistics include:

•	In 2015 there were 2 billion smart phone users.

•	27% of companies worldwide planned to implement location-based marketing in coming years.[5]

•	25% of international media and marketing executives see mobile as the most disruptive force in their industry.[6]

•	80% of smartphone owners want more mobile-optimized product information while they’re shopping in stores.[7]

•	Time spent with mobile apps starting to challenge television: consumers are spending 127 minutes per day in mobile apps - up 35% from 94 minutes a day in the same time last year - and spend 168 minutes watching television per day.[8]

•	73% of consumers say they have used their mobile phone in a store.[9]

1 http://www.idc.com/getdoc.jsp?containerId=prUS24302813

2 http://rewrite.ca.com/us/articles/application-economy/by-the-numbers-sizing-up-the-app-economy-in-2015.html

3 http://rewrite.ca.com/us/articles/application-economy/by-the-numbers-sizing-up-the-app-economy-in-2015.html

4 http://blogs.cisco.com/collaboration/more-mobile-devices-than-people-by-the-end-of-2013-is-your-business-prepared

5 http://www.emarketer.com/Article/Real-Time-Location-Data-Gets-Bigger-Slice-of-Mobile-Targeting/1009675

6 http://www.marketingcharts.com/wp/interactive/mobile-perceived-as-most-disruptive-media-and-marketing-trend-26466/

7 https://www.internetretailer.com/2012/12/31/smartphone-owners-want-more-mobile-information-stores

8 http://techcrunch.com/2012/12/05/flurry-mobile-apps-television/

9 http://www.phunware.com/blog/mobile-statistics/

These statistics are a compilation of mobile enterprise stats taken from the website digby.com from a collection of sources including eMarketer, Rewrite and Cisco.

Our Expertise, Business Units and Services

Expertise: AdeptPros is an early adopter and has strong technical and integration expertise in Mobile, Social, Cloud, Analytics and Web 2.0 domains. Our technical competence is mentioned below:

•	Mobile: App development expertise for Apple iOS, Google Android and Microsoft Windows Mobile devices

•	Social: Integrating Facebook, Twitter, LinkedIn, Pinterest, Google+ etc., platforms within enterprise applications

•	Cloud: Hosting enterprise application on Amazon AWS, Rackspace and private cloud systems

•	Analytics: Generating business intelligence reports and insights for enterprises using various data tools

•	Web: App development expertise in Java, .Net, HTML5, Java Script, mySQL, Php, CSS, JQuery etc.,

Business Units: AdeptPros, Inc. primarily has App Development and Training & Consulting business units to offer services to enterprises in these mentioned technologies. A headquarters in the United States allows us to easily and regularly meet with our clients while saving the same clients huge costs with our experienced and tested development team in Bengaluru, India.

Services:

The App Development unit includes the following services:

Enterprise Mobile Apps development (aka Enterprise Mobility): Our team helps many companies to develop enterprise mobile apps in order to improve their productivity, profitability and customer loyalty. For several years we have been assisting our clients from strategy to execution of their projects. Our advanced enterprise mobile application development services helped clients transform their businesses in a company that exceeds expectations. We build and deploy mobile apps that keep customers connected and engaged.

IT Systems Integration: In a rapidly shifting business environment, we are required to quickly integrate complex technologies. Be it a large or a small organization, AdeptPros ensures that the IT systems integration services are aligned with business requirements. Our services are spread on a global scale. We know how challenging it is for an enterprise to integrate multiple IT systems for different departments. We use the right tools and methodologies to ensure that a company’s needs are streamlined through proper hardware and software integration. Some systems we have integrated are: Microsoft Office, Oracle, Sybase, SAP, SQL server, Google App engine, ASP.NET MVC apps etc.,

Product Development: Some enterprises require us to develop end-to-end product development to perform multiple business functions. Typically it requires most of our services in Mobile, Social, Cloud, Analytics and Web technologies.

Games Development: AdeptPros has required knowledge in developing games for Mobile and Web platforms by using Unity framework.

Quality Assurance: Every application or product or game where AdeptPros is engaged with is tested efficiently by using our expert team, tools, framework and methodologies. The testing team is comprised of security experts and UI/UX experts who check for the performance, scalability and design of the application from all perspectives. They make sure that the testing is a full-fledged verification, done in terms of planning, architecture, execution, automation and measurement. We perform various testing such as System testing, Regression testing, User interface and usability testing, Compatibility and interoperability testing, Security testing, Functional automation testing, Performance testing and White box testing (code coverage and unit testing).

Strategy: The process of determining ideal enterprise mobility involves three basic components of a business: business process, customer interaction process and employees' work. We create an accurate strategy that compiles all these basic factors and renders mobile enablement for the optimal benefit of the enterprise. This enhances employees’ productivity, empowers the customer base and minimizes company cost while delivering higher revenue.

Solution Architecture: Through our technical expertise, we simplify the large and complex decision making processes, therefore delivering the best guidance in planning the execution of your idea and conception as well as upgrading several progressive technologies. Our solution architecture framework is designed to develop and support the mobile strategy across all facets of an enterprise development. Regardless of the industry or platform, we create mobile application technology map architecture for all enterprises.

Client Base: Our App Development unit primarily targets Fortune 1000 companies to provide Enterprise App development, software products development, training, quality assurance etc., services. Our goal is to get multi-million and multi-year projects from these Fortune 1000 companies. However, the only multi-year and multi-million dollar contract earned thus far is from Sutoer Solutions, in the United States, which accounted for 82% of our revenues for the year ended March 31, 2015. Aside from our Sutoer Solutions contract, our typical engagements range from approximately $10,000 - $100,000 per project.

Both US and Indian entities focus on this sector as a primary target into which we sell our services. Our direct clients include Google, Honeywell, Sutoer Solutions, Philips, SAP, Deloitte, Samsung, IBM, Verisign, Intel, Cisco, Target etc. Additionally, we have access to Houghton Mifflin Harcourt through its prime contractor, and our direct client, Sutoer Solutions. We typically start the engagement with these larger organizations with a small project and, over time and the proven success of our work product, we expand our engagement with bigger projects.

Currently, much of our revenue is concentrated from one existing client, Sutoer Solutions. Sutoer is a prime contractor to Houghton Mifflin Harcourt, the U.S. Publisher. The contract is dated March 13, 2014 and is a perpetual contract that can be terminated with 30 days written notice by either party. The type of contract is a time and material contract, whereby Adeptpros bills Sutoer weekly based on an agreed upon price per hour for app development services. The ramp-up or ramp down of resources is based on Houghton-Mifflin Harcourt’s requirements.

Training & Consulting unit offers the following services:

Training: AdeptPros runs "GeniusPort" in India, a training company to train software developers. It has a proven track record in improving institutional knowledge for major corporations in mobile technologies such as iPhone/iPad, Android and Windows. It has trained more than 3,500 IT professionals at our client companies including Intel, SAP, Honeywell, IBM, Fidelity, Citrix, Philips, McAfee, Akamai, AOL, Infosys, HCL, Zensar, Alcatel-Lucent etc.

Mobile Tech Support: AdeptPros has a dedicated support team to educate the organizations’ employees on how to use the applications and products delivered through the Smartphone.

Consulting: In few occasions, AdeptPros supply skilled resources such as trainers, developers, solution architects, business analysts and designers, to augment our client teams. This enables the enterprises to complete their projects cheaper and faster. This model also creates a sales pipeline for Apps development projects and produces skilled resources to work on these projects.

Our Work

AdeptPros has developed and launched mobile applications in several industries including travel and hospitality, education, healthcare, mCommerce, sports, entertainment, gaming and marketing. These applications include:

Customer owned applications:

REAL/Sutoer Solutions is an education and developmental milestone marking application important for school readiness and an easily administered monitoring system for parents and teachers alike. This application was developed for customer Riverside Publishing, a Houghton Mifflin Harcourt company. The first version was delivered to the public on September 10, 2013 and we are currently continuing to provide ongoing support. The application is still available to the public. The ongoing support is not free-of-charge, but rather is billed out on a time and material basis under the existing Sutoer Solutions contract. Since this is a 100% “for hire” contract, there is no obligation for any postcontract customer support upon contract termination.

Social Sizzle is a social party application allowing users to communicate real time experiences inside bars and restaurants.

ADH is a healthcare application helping Arizona patients prepare for upcoming procedures and appointments. Data sharing with in the app also allows for healthcare service providers to easily access patient information. The first version of this program was delivered to the public on October 17, 2012. The application is still available to the public but we do not provide on-going support at this time.

SeeT is a photo sharing social media application that allows its users to take, post, share and describe pictures of their vantage point at a live event (concert, sporting event, live performance etc.) and proceed to buy tickets from the app for future occasions and events via a StubHub link.

LAND ROVER is an application that displays all the latest information about the car Land Rover. People planning to purchase the car can refer to this application for various models and prices. Motor Wrex is the dealer who also allows the users to schedule a test drive online or register for services. The first version of this application was delivered to the public on January 15, 2014. It is still available to the public, but we do not provide on-going support at this time.

Woodcock–Johnson 4 (WJIV) Tests of Cognitive Abilities is a set of intelligence tests. These tests can be used all people beginning at age two, testing a wide variety of cognitive skills. This application was developed for our customer. Riverside Publishing, a Houghton Mifflin Harcourt company and was delivered in 2015.

In accordance with ASC 985-605-25-66 post contract support would be allocated as a specific element and would be recognized ratably over the life of the contract in instances where called for. However, for the financial statements presented herein the postcontract customer support for customer-owned applications is recognized together with the purchase of the initial software license since it is insignificant to the financial statements overall and is typically only 60-days in duration. Additionally, it otherwise meets the requirements of ASC 985-605-25-71.

Primary Company owned applications:

BeaconStream: Contextual, proximity-based marketing. The first version of the app was delivered to the public on June 18, 2014. The application is still available to the public and we are providing ongoing support and updates.

Anekam: Mobile payment processing and POS integration. The first version of the app was delivered to the public in the fall of 2015. The application is still available to the public and we are providing ongoing support and updates.

GeniusMenu: The first version of the app was delivered to the public on January 17, 2013. The application is still available to the public and we are providing ongoing support and updates.

The company based applications noted above, have produced immaterial revenue in the financial statements presented herein. As such, any resulting postcontract customer support is also deemed immaterial.

Our Pricing Models

In order to provide our clients with the best possible option for their project we have developed four models of project production:

Fixed Price Model: For businesses that have predetermined requirements and schedules for their projects, we offer a fixed price delivery model. Under this model, we decide on a fixed budget after explicitly reviewing the scope, complexity and time frame at the beginning of the project. After reviewing all details and grasping an understanding of the project, we create a proposal and schedule of the project. An agreement is set up in association with our clients and then the development and delivery is carried out per this agreement under the model.

Time and Material Model: There are several projects that develop gradually and their implementation plans cannot be determined precisely at a certain point in time. In fact, from the phase of ideation until the execution process, the requirements drastically vary. Hence, the time and material model has been developed in such a way that it provides flexibility to the organization depending upon the changing size and workloads of the team assigned to the project. AdeptPros provides a time and material model of resource delivery to enterprises wherein the development effort is billed at the end of the stipulated time period. This allows an enterprise to optimize time and cost simultaneously.

Outsourcing Model: Specifically designed for high-growth small and medium sized enterprises, AdeptPros manages the provision of all required external resources and skilled professionals from the market. We believe in providing the right resources at the right price and the right time. Be it innovation, growth or efficiency, the outsourcing model solution provided by AdeptPros is designed to meet both current and future needs.

Hybrid Model: We help you make strategic decisions to reap increased value over time. AdeptPros provides an effective hybrid model that blends the proprietary infrastructure with new services and systems. We have partnered with a large number of specialized and versatile vendors to provide other application functionality for enterprises that are otherwise critical for in-house. With this model, you have the opportunity to maintain faster, more secure, flexible and scalable infrastructure at minimum cost.

Competition and Our Competitive Strengths

Due to the size of the mobile market, AdeptPros does not have any direct competition. Small companies and large companies (and even freelance developers) alike are producing notable, portable and recognizable mobile applications. With that said, a comparable company to AdeptPros by example is Mutual Mobile. Mutual Mobile is an Austin, Texas based company that shares several business ideals with AdeptPros. Both companies are locally (United States of America) based in the southwest and both have development offices in India- recognizing the cost differential and superior abilities to developers in India. The key to being a standout in the mobile application industry is the ability to deliver products in the most cost effective manner possible.

Consulting with clients in the United States and developing their concepts and solutions in India exponentially cuts costs and extremely increases profits. Our offices in India are located in Bengaluru - a tech capital of the country. This centralized location in terms of being a tech hot bed allows for AdeptPros to attract some of the most skilled and technically sound developers and designers in the world.

AdeptPros differentiates itself from the rest of the market in several key ways. Our ability to keep all of our development in-house, while utilizing our off-site team and training program in India is not only cost effective to us and our client but allows for a uid line of communication. This string of communication then inhibits our customer’s projects and products to be created and developed more quickly and efficiently, therefore allowing us to provide our clients with a well-conceived, carefully tested and uniquely designed solution to mobility needs.

AdeptPros manages the application testing which in turn reduces cost and minimizes risk. The testing team is comprised of security experts and user experience experts that of whom check for the performance, scalability and design of all applications from all perspectives. They make sure that the testing is a full-edged verification of the applications over all usability, done in terms of planning, architecture, execution, automation and measurement.

Our team has helped many companies and individuals improve their productivity, profitability and customer loyalty. For several years we have been assisting our clients from mobile strategy to the execution of their projects. We render all services and solutions for enterprise mobility. Our advanced enterprise mobility solutions have helped clients transform their businesses in a company that exceeds expectations. We build and deploy mobile apps that keep your workforce and customers connected and engaged.

Below is a list of key differentiators that AdeptPros provides to the market:

Early Adopters: We’ve been developing applications since the earliest days of mobile application introduction. We have an incomparable understanding of the mobility market, and that is how we conceptualize and build an application for you.

Premium clients: Our world-class enterprise mobility services and application history have associated us with premium clients on a global scale. We offer our premium clients, quality application solutions.

Proven track record: We have a track record of designing, delivering and deploying innovative mobile solutions. We’ve traced our achievements in almost every booming industry. Our work is inspired by our experiences across all industries which in turn makes all our products and solutions simple, easy, reliable and strong.

Expertise in four forces of new enterprise: We leverage the four main forces: mobile, social, cloud and analytics that are responsible for driving an enterprise mobility scenario to newer heights. We have done an in-depth study of all markets and know how these forces have been transforming user behavior.

Creative thinking: With a global mindset, AdeptPros is raising the bar of believing and conceiving. From strategy planning to app development and post development services, we do it in a unique way.

Cross platform expertise: We have built several rich apps for iOS, Android, Blackberry, Windows and Web 2.0. Our young, dynamic and passionate team is in sync with the latest mobile application developments and design patterns.

Excellent processes, tools and quality assurance: We perform quick interactive testing that improves the quality of applications, alleviates technical and business risk and minimizes overall cost. The AdeptPros team first analyses and then determines the project requirement and needs before diving into development. The latter phases include design, technology use, code implementation, testing solutions, execution, evaluation and maintenance.

Unique business model and scalability: AdeptPros has a dedicated training team to train software developers. It has a proven track record in improving institutional knowledge for major corporations in mobile technologies such as iPhone/iPad, Android and Windows. It has trained more than 3500+ IT professionals including at our client companies including Intel, SAP, Honeywell, IBM, Fidelity, Citrix, Philips, McAfee, Akamai, AOL, Infosys, HCL, Zensar, Alcatel-Lucent etc. With this advantage, AdeptPros never falls short of mobile app developers.

Flexible and cost effective delivery models: AdeptPros has both holistic and integrated approaches when it comes to working with clients and delivering their projects. We analyze your requirements and plan the necessary steps meticulously.

Patents, Trademarks, and Licenses

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Research and Development Activities and Costs

The Company has plans to develop its own mobile applications, at which time it may incur significant research and development costs.

Marketing

As a growing, successful business, AdeptPros has deployed many effective and efficient marketing strategies in order to gain our share of the market. An obvious strategy, being a mobility company, is our web presence. We have a user and customer friendly website and mobile site, we utilize social media including Facebook, Twitter, YouTube, Blogs, Press Releases, Pinterest and Instagram and we capitalize on our presence on LinkedIn, using the service to promote our brand, company and services.

In order to expand our growth and distribute our products, AdeptPros has a full-time professional sales and business development staff all of whom are prepared to meet, cater and customize a plan or product for any client. We also deploy this sales staff at trade shows and conventions. These trade shows and conventions allow AdeptPros to fully immerse potential clients in our ready to use products with a hands on sales approach and pitch. Another more traditional form of marketing is our use of analytics and sales trends and in turn our hiring of Gartner. Gartner allows us to fully grasp the potential market, prospective market and existing market in order to corner our segment and deploy an effective marketing strategy.

Our combined strategies have been tested and proven to help boost our sales in the mobility market. As AdeptPros continues to grow and hire, we look for new ways and new employees to help expand our already successful marketing strategies.

Government Regulation

Our activities are not currently subject to any particular regulations by governmental agencies other than those routinely imposed on corporate businesses. However, the advertisers that advertise with our Apps are subject to Federal Trade Commission and state rules on advertising and marketing on the Internet, including truth-in advertising rules, online advertising disclosures and the CAN-SPAM Act (Controlling the Assault of Non-Solicited Pornography and Marketing Act) of 2003.  To date, we have not been materially impacted by these rules because our platforms are designed to ensure that proper disclosures are made in connection with every publication.  We cannot predict the impact of future regulations on either us or advertisers that advertise with our Apps.

Employees

As of March 31, 2015, we had a total of 55 employees.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 14301 87th Street, Suite 110, Scottsdale, Arizona 85260 and our telephone number is (1-877-664-2777). We have a three year lease for this property and pay approximately $2,038 per month.

The Company also has an office in Bengaluru, India at Sigma Technology Park, Gamma Block, 10th Floor, SH 35, Whitefield, Bengaluru - 560066, India. We have a lease agreement for this property and pay approximately $6,410 per month.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is presently no public market for our shares of common stock. We anticipate applying for quoting of our common stock on the OTCBB in the fourth fiscal quarter of 2015. However, we can provide no assurance that our shares of common stock will be quoted on the OTCBB or, if quoted, that a public market will materialize.

Holders of Capital Stock

As of the date of this annual report, we had 45 holders of our common stock.

Rule 144 Shares

As of the date of this registration statement, we do not have any shares of our common stock that are currently available for sale to the public.

Stock Option Grants

No options have been granted as of the date of this annual report.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

AdeptPros, Inc primarily has Apps Development and Training & Consulting business units to offer services to enterprises in Mobile Technologies such as Apple iOS, Google Android and Microsoft Windows. AdeptPros also has a road map to develop its own enterprise mobile apps to cater to various industries. It creates these apps by implementing own ideas and encouraging entrepreneurs to develop apps under profit sharing model. With this unique combination, AdeptPros is active in two existing business units and also is endeavoring to create long term value by developing company owned mobile apps.

•	AdeptPros' App development unit is a carefully assembled with architects, managers, designers, developers and testers that assure the highest quality of custom application development, enterprise mobile application development and product development across a multitude of platforms and operating systems. All of these options can be fully customized by outside companies looking to develop their business apps.

•	AdeptPros Training & Consulting unit, GeniusPort, is designed to teach eager individuals about app development programming and then, in using our staffing service implemented within GeniusPort, find the best programmers and bring them on to the App development at AdeptPros. Individuals who are not chosen for AdeptPros still leave GeniusPort with the absolute best mobile development training available in the world. We do not leave our students short of job opportunities upon completion of GeniusPort training. This unit consists of trainers, solution architects, business analysts and designers, which works with our clients to augment their team with skilled resources. This enables the enterprises to complete their projects cheaper and faster. This model also creates a sales pipeline for Apps development projects and produces skilled resources to work on our projects.

Comparison of Year Ended March 31, 2015 and March 31, 2014

For the year ended March 31, 2015 and 2014

The following table presents a summary of operating information for the years ended March 31, 2015 and 2014:

	Year Ended March 31,
	2015	2014

Revenues	$1,554,671	$1,587,089

Total cost of sales	622,535	816,117

Gross profit	932,136	770,972

Total operating expenses	964,983	536,465

Operating income	(32,847)	234,507

Total other income (expense)	(7,496)	827

Income (loss) before provision for income taxes	(40,343)	235,334

Provision for income taxes	35,595	49,518

Net income (loss)	$(75,938)	$185,816

Revenues:

Overall revenue decreased by $32,418 or approximately 2%, from approximately $1,587,089 for the year ended March 31, 2015 to approximately $1,554,671 for the year ended March 31, 2014. The App Development segment accounted for $26,470 of this decrease coupled with a decrease of $5,678 in the Training & Consulting segment.

App Development The decrease in the App Development segment can be attributed to a decrease in U.S. revenues of $97,327 offset by an increase of $70,857 in India, respectively. The U.S. decrease is attributed to a decrease in time and materials billings by Sutoer Solutions, the Company’s major U.S. customer; while the increase in India is due to increased work from one of its larger customers.

Training & Consulting The decrease in the Training and Consulting segment can be attributed to a decrease of $47,300 in the U.S., offset by an increase of $41,622 in India. The U.S. decrease is attributed to an allocation of resources to App Development as a consequence of a strategic management decision to focus on App Development in the U.S.; while the increase in India is attributed to a consulting assignment for the India branch of a large U.S. based professional services firm.

Total Cost of Sales:

Overall cost of sales decreased by $193,582 or 24%, from $816,117 for the year ended March 31, 2014 to $622,535 for the year ended March 31, 2015. The App Development segment accounted for $176,622 of this decrease coupled with a decrease of $16,860 in the Training & Consulting segment.

App Development. The overall decrease in cost of sales in the App Development segment can be attributed to decreased reliance on more costly U.S. consultants and increased reliance on the Company’s India personnel creating a geographical arbitrage.

Training & Consulting. The overall decrease in the cost of sales in the Training & Consulting segment is primarily attributed to decreased headcount and improved efficiency in the Training and Consulting activity in India.

Gross profit:

Gross profit increased $161,164, or 21%, from $770,972 for the year ended March 31, 2014 to $932,136 for the year ended March 31, 2015. The App Development segment accounted for $149,882 of the increase coupled with an increase of $11,282 in the Training and Consulting segment and be attributed to the above named decreases in cost of sales.

Operating Expenses

Operating expenses increased $428,518, or 80%, from $536,465 for the year ended March 31, 2014 to $964,983 for the year ended March 31, 2014, The increase is comprised of an increase of $272,004 in general and administrative costs, an increase of $96,305 in sales and marketing costs, an increase in depreciation expense of $2,838 and an increase of $57,371 in research and development costs. The increased sales and marketing costs are attributed to the hiring of two U.S. based dedicated sales resources; the increase in research and development is attributed to development of several of the Company’s proprietary Apps; increases general and administrative costs are attributed to increases of $102,659 in consulting, $59,227 in officers’ compensation, $30,044 in public relations and $23,400 in rent.

Net Income:

As a result of the above factors, overall net income was $185,816 for the year ended March 31, 2014, as compared to net income of $185,590 for the year ended March 31, 2013, an increase of approximately $226. The App Development segment accounted for $6,719 of this increase offset by a decrease of $6,493 in the Training and Consulting segment.

App Development. The increase in App Development net income is primarily driven by an increase in App Development sales (primarily in the U.S.) and a commensurate increase in gross profit offset by increased general and administrative costs (due to increased administrative costs of going public)..

Training & Consulting. The decrease in Training and Consulting net income is primarily a reflection of decreased segment sales as described above..

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, loans from officers, notes payable and cash generated from operations. The Company’s liquidity and cash requirements are significantly dependent upon weekly billings from its largest U.S. client.

At March 31 2015, we had cash and cash equivalents of $43,641 as compared to $147,862 as of March 31, 2014, representing a decrease of $104,221. This increase can be explained by an cash flow from operating activities of $12,002, the main driver of which was collection pf accounts receivable from Sutoer Solutions; cash used in investing activities of $16,091 is attributed to purchase of additional computer equipment in the India office; and a use of cash used in financing activities of $147,921 primarily driven by S-Corp distributions to the CEO in the amount of $192,948 (the Company rescinded its S-Corp status on April 15, 2014 ). At March 31, 2015, our working capital was approximately $127,390.

The cash flow from operations decreased from $183,923 for the year ended March 31, 2014 to $12,002 for the year ended March 31, 2015. The decrease of $171,921 is attributed to increased payments to consultants, increased officers’ compensation, higher rent for the Company’s headquarters and increased public relations costs.

The cash flow used in investing activities reflect a decrease in capital spending from net cash used of $43,710 for the year ended March 31, 2014 to the net cash used of 16,091 for the year ended March 31, 2015. This decrease is attributed to the fact that the Company made an upgrade to the app testing facilities (20 devices) for the year ended March 31, 2014 and such an extensive upgrade was not required for the year ended March 31, 2015.

The cash used in financing activities increased from 101,946 for the year ended March 31, 2014 to net cash used of $147,921 for the year ended March 31, 2015. This increase of $45,975 is primarily attributed to increased S-Corp distributions made to stockholders in the amount of $192,948.

Bank Loans

The company did not have any bank loans as of March 31, 2015.

Dividends

Since becoming a C-Corp via an equity exchange on April 15, 2014, we have not paid dividends and we do not intend to pay a dividend in the foreseeable future.

Liquidity and Capital Resources

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements, in accordance with accounting principles generally accepted in the United States, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures pertaining to contingent assets and liabilities. Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements describes the significant accounting policies used to prepare the Consolidated Financial Statements. On an ongoing basis we evaluate our estimates, including, but not limited to, those related to bad debts, inventories, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

We believe the following accounting policies and estimates are the most critical. Some of them involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.

Revenue recognition

Revenue Recognition

The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In the case of the Company, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery of the service has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured.

Project Development

The Company negotiates a project development fee with the customer during the engagement process (fixed fee or hourly rate). A retainer fee is often received which is booked to deferred revenue until earned. For hourly rate contracts invoices are submitted and recorded as revenue as work is performed and therefore are not subject to deferred revenue. Furthermore, no estimates of project completion are performed by the Company as the Company only books revenue as work is performed and as the Company is owed for hours worked. In the event that a project is terminated before completion, the Company negotiates the amount of fees rendered to be returned but these cases are rare and the Company’s invoices and policies state that all fees are non-refundable and therefore no reserve for such cases are calculated in advance of the event.

For fixed fee contracts, revenue is recognized on the percentage-of-completion method and estimates of percent complete at period end are made to ensure proper recording of revenue for projects not yet complete. To the extent that contract payments exceed the value of work performed under the percentage-of-completion method it is booked to deferred revenue.

Time and Material and “For Hire” contracts (such as the Company’s largest contract with Sutoer Solutions, Inc.) are billed periodically for hours worked and revenue is recognized upon completion of the hours worked. There is no postcontract customer support with such contracts.

In accordance with ASC 985-605-25-66 post contract support would be allocated as a specific element and would be recognized ratably over the life of the contract in instances where called for. However, for the financial statements presented herein the postcontract customer support for customer-owned applications is recognized together with the purchase of the initial software license since it is insignificant to the financial statements overall and typically is only for a 60-day period. Additionally, it otherwise meets the requirements of ASC 985-605-25-71.

Company Owned Applications

Company owned applications are currently sold out of the Apple or Android app stores or similar online sites. Revenue is recognized upon purchase and successful downloading of the app by the purchaser.

The Company’s owned applications noted above, have not produced any revenue in the consolidated financial statements presented herein. Any resulting postcontract customer support will be recognized upon the purchase and downloading of the app.

Corporate Training and Consulting

The Company’s corporate training unit, is designed to educate corporate employees in various aspects of app development programming and or technological issues which the Company employs specialists. This unit consists of trainers, solution architects, business analysts and designers, which works with the Company’s clients to augment their team with skilled resources. This enables the enterprises to complete their projects cheaper and faster.

A fixed fee or per head arrangement is typically negotiated with the customer. The customer is invoiced and revenue is recognized upon completion of the training session.

Retail Training and Consulting

The Company’s retail training unit, doing business as GeniusPort, is designed to educate individual students in app development programming and then, in using the Company’s staffing service implemented within GeniusPort, find the best programmers and bring them on to the project development and corporate training divisions at the Company. This model also creates a sales pipeline for app development projects and produces skilled resources to work on the Company’s projects.

Training fees for individual students are set and payable prior to the students’ completion of each segment of the program. When fees are collected prior to program enrollment, such fees are booked to deferred revenue until each segment has commenced. As fees are non-refundable, revenue is recognized once a program segment has concluded.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At March 31, 2013, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Fair values of financial instruments

The carrying amounts reported in the consolidated financial statements for current assets and currently liabilities approximate fair value due to the short-term nature of these financial instruments. The carrying amount of long-term loans approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

The Company adopted ASC 820-10, “Fair Value Measurements and Disclosures”, which establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements for both financial and nonfinancial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost). For purposes of ASC 820-10-15, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in ASC-820-10-15-15-1A.

Stock-based compensation

The Company records stock-based compensation at fair value of the stock provided for services. The Company currently does not have any issued and outstanding stock options or other derivatives.

Recent Accounting Pronouncements

Emerging Growth Company Critical Accounting Policy Disclosure: We qualify as an "emerging growth company" under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

There are no recent accounting pronouncements published after April 5, 2012 that have a material effect on the financial statements presented herein.

Inflation and Seasonality

Our operating results and operating cash flows historically have not been materially affected by inflation or seasonality.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

ADEPTPROS, INC.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended

March 31, 2015 and 2014

Adeptpros Inc.
For the Year Ended March 31, 2015

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AdeptPros, Inc.

We have audited the accompanying consolidated balance sheets of AdeptPros, Inc. (“the Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended March 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AdeptPros, Inc. as of March 31, 2015 and 2014, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

February 23, 2016

ADEPTPROS, INC

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2015	2014

ASSETS

Current assets
Cash and cash equivalents	$43,641	$147,862
Account receivable, net of allowance	188,301	248,802
Other current assets	71,917	88,292
Total current assets	303,859	484,956

Property and equipment, net	28,744	37,798

Total assets	$332,603	$522,754

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$47,092	$10,507
Deferred revenue	4,557	-
Notes payable	25,000	30,000
Notes payable related party	57,347	7,804
Deferred tax liability	4,891	13,590
Income taxes payable	37,582	29,285
Other liabilities	-	3,209
Total current liabilities	176,469	94,395

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 190,000,000 shares authorized, 50,000,000 and 49,990,000 shares issued and outstanding as of March 31, 2015 and 2014, respectively	50,000	49,990
Additional paid-in capital	311,515	311,025
Stock subscriptions receivable	(25)	-
Accumulated other comprehensive income	(2,680)	1,134
Retained earnings (accumulated deficit)	(202,676)	66,210
Total stockholders' equity	156,134	428,359

Total liabilities and stockholders' equity	$332,603	$522,754

See accompanying notes to consolidated financial statements.

ADEPTPROS, INC

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	March 31,
	2015	2014

Revenues	$1,554,671	$1,587,089
Cost of sales	622,535	816,117
Gross profit	932,136	770,972

Operating expenses
Sales and marketing	123,501	27,196
Depreciation expense	20,063	17,225
Research and development	57,371	-
General and administrative	764,048	492,044
Total operating expenses	964,983	536,465

Operating income (loss)	(32,847)	234,507

Other income and expense
Other income	-	827
Interest expense	(7,496)	-
Total other income and expense	(7,496)	827

Income (loss) before provision for income taxes	(40,343)	235,334

Provision for income taxes	35,595	49,518

Net income (loss)	(75,938)	185,816

Net loss attributable to noncontrolling interests	(79,855)	-

Net income attributable to common stockholders	3,917	185,816

Other comprehensive income/(loss)
Foreign currency translation adjustment	(3,814)	(2,978)
Comprehensive income	$103	$182,838

Net income per share of common stock:
Basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding:
Basic and diluted	49,999,233	48,756,216

See accompanying notes to consolidated financial statements.

ADEPTPROS INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated	Retained
			Additional	Stock	Other	Earnings
	Common Stock		Paid-in	Subscriptions	Comprehensive	(Accumulated
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit)	Total

Balance, March 31, 2013	47,515,653	47,515	190,103	-	4,112	(36,272)	205,458

Stock issued for services	2,474,347	2,475	120,922	-	-	-	123,397

Distribution to shareholder	-	-	-	-	-	(83,334)	(83,334)

Foreign currency translation adjustment	-	-	-	-	(2,978)	-	(2,978)

Net income for the year ended March 31, 2014	-	-	-	-	-	185,816	185,816

Balance, March 31, 2014	49,990,000	49,990	311,025	-	1,134	66,210	428,359

Stock issued for cash	10,000	10	490	(25)	-	-	475

Distribution to shareholder	-	-	-	-	-	(192,948)	(192,948)

Foreign currency translation adjustment	-	-	-	-	(3,814)	-	(3,814)

Net income for the year ended March 31, 2015	-	-	-	-	-	(75,938)	(75,938)

Balance, March 31, 2015	50,000,000	$50,000	$311,515	$(25)	$(2,680)	$(202,676)	$156,134

See accompanying notes to consolidated financial statements.

ADEPTPROS INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net income	$(75,938)	$185,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,918	31,104
Stock issued for services	-	123,397
Changes in operating assets and liabilities:
Accounts receivable	70,975	(101,656)
Notes receivable	-	3,966
Other current assets	12,818	(38,167)
Accounts payable and accrued liabilities	(15,052)	33,304
Deferred revenue	4,669	(160)
Change in deferred tax assets and liabilities	(8,294)	(29,051)
Income taxes payable	9,829	5,634
Other liabilities	-	(30,264)
Net cash provided by operating activities	22,925	183,923

Cash flows from investing activities:
Purchases of property and equipment	(16,091)	(43,710)
Net cash used in investing activities	(16,091)	(43,710)

Cash flows from financing activities:
Proceeds from notes payable - related parties	50,000	-
Payments on notes payable - related parties	(448)	(10,612)
Payments on notes payable	(5,000)	(8,000)
Common stock issued for cash	475	-
Distributions to stockholder	(192,948)	(83,334)
Net cash used in by financing activities	(147,921)	(101,946)

Effects of exchange rates on cash	36,866	6,933

Net change in cash and cash equivalents	(104,221)	45,200
Cash and cash equivalents at the beginning of period	147,862	102,662

Cash and cash equivalents at the end of period	$43,641	$147,862

Supplemental disclosures of cash flow information:

CASH PAID FOR:
Cash paid for interest	$-	$-
Cash paid for taxes	$29,285	$10,119

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for subscriptions payable	$25	$-

See accompanying notes to consolidated financial statements.

ADEPTPROS, INC.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

On April 15, 2014, in expectation of going public, a share exchange was effected in which Adeptpros, Inc. delivered 42,045,826 shares to the members of AdeptPros, LLC and 112,511 shares to the shareholders of Geniusport, Inc. The existing shareholders of AdeptPros, Inc. retained 5,624,663 shares resulting in a total of 50,000,000 shares outstanding post-share exchange.

Acquisition of AdeptPros IT Solutions Pvt. Ltd.

On May 9, 2014 Adeptpros, Inc. acquired, for $165,951, a 99% stake in AdeptPros IT Solutions Pvt. Ltd., a private company located in Bangalore, India; and AdeptPros LLC purchased, for $1,677, a 1% stake in AdeptPros IT Solutions Pvt. Ltd.

The resultant structure is such that AdeptPros, Inc. is effectively a holding corporation with wholly owned ownership of AdeptPros, LLC and GeniusPort, Inc., and 99% ownership of AdeptPros, IT Solution Pvt. Ltd. The consolidated financials presented herein are presented as if the share exchange and purchase had occurred at the beginning of the periods being reported on (April 1, 2011).

AdeptPros, LLC

Adeptpros, LLC is an Arizona Limited Liability Company organized in 2007 which provides enterprise level mobile app development.

GeniusPort, Inc.

GeniusPort, Inc. is an Arizona corporation formed in 2010 to promote and further a particular mobile app called GeniusMenu. GeniusMenu is a proprietary app that allows customer and server to view and order off of a mobile device in a food or beverage establishment rather than use a traditional paper menu.

AdeptPros IT Solutions Pvt. Ltd

AdeptPros IT Solutions Pvt. Ltd is corporation, formed under the laws of the country of India in 2009 and provides both app development and training in app development.

Principles of Consolidation

These consolidated financial statements include the accounts of AdeptPros, Inc. and its three subsidiaries. All significant intercompany transactions have been eliminated. Hereafter the consolidated accounts of AdeptPros, Inc. and its subsidiaries are referred to as “the Company”.

Use of Estimates

The preparation of consolidated financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in management’s estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Significant estimates include the estimated depreciable lives of fixed assets, inventory reserves and allowance for doubtful accounts.

Actual results could differ from those estimates. The Company’s consolidated financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

ADEPTPROS, INC.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At times, balances in a single bank account may exceed federally insured limits.

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. The Company recorded an allowance for doubtful accounts of $436 and $-0- as of March 31, 2015 and 2014, respectively.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The Company allocates 50% of its depreciation and amortization expenses to Cost of Sales.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Leasehold improvements	10-40 years
Furniture and fixtures	5-10 years
Computers and software	3 years

Revenue Recognition

The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In the case of the Company, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery of the service has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured.

Project Development

The Company negotiates a project development fee with the customer during the engagement process (fixed fee or hourly rate). A retainer fee is often received which is booked to deferred revenue until earned. For hourly rate contracts invoices are submitted and recorded as revenue as work is performed and therefore are not subject to deferred revenue. Furthermore, no estimates of project completion are performed by the Company as the Company only books revenue as work is performed and as the Company is owed for hours worked. In the event that a project is terminated before completion, the Company negotiates the amount of fees rendered to be returned but these cases are rare and the Company’s invoices and policies state that all fees are non-refundable and therefore no reserve for such cases are calculated in advance of the event.

ADEPTPROS, INC.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

For fixed fee contracts, revenue is recognized on the percentage-of-completion method and estimates of percent complete at period end are made to ensure proper recording of revenue for projects not yet complete. To the extent that contract payments exceed the value of work performed under the percentage-of-completion method it is booked to deferred revenue.

Time and Material and “For Hire” contracts (such as the Company’s largest contract with Sutoer Solutions, Inc.) are billed periodically for hours worked and revenue is recognized upon completion of the hours worked. There is no postcontract customer support with such contracts.

In accordance with ASC 985-605-25-66 post contract support would be allocated as a specific element and would be recognized ratably over the life of the contract in instances where called for. However, for the financial statements presented herein the postcontract customer support for customer-owned applications is recognized together with the purchase of the initial software license since it is insignificant to the financial statements overall and typically is only for a 60-day period. Additionally it otherwise meets the requirements of ASC 985-605-25-71.

Company Owned Applications

Company owned applications are currently sold out of the Apple or Android app stores or similar online sites. Revenue is recognized upon purchase and successful downloading of the app by the purchaser.

The Company’s owned applications noted above, have not produced any revenue in the consolidated financial statements presented herein. Any resulting postcontract customer support will be recognized upon the purchase and downloading of the app.

Corporate Training and Consulting

The Company’s corporate training unit, is designed to educate corporate employees in various aspects of app development programming and or technological issues which the Company employs specialists. This unit consists of trainers, solution architects, business analysts and designers, which works with the Company’s clients to augment their team with skilled resources. This enables the enterprises to complete their projects cheaper and faster.

A fixed fee or per head arrangement is typically negotiated with the customer. The customer is invoiced and revenue is recognized upon completion of the training session.

Retail Training and Consulting

The Company’s retail training unit, doing business as GeniusPort, is designed to educate individual students in app development programming and then, in using the Company’s staffing service implemented within GeniusPort, find the best programmers and bring them on to the project development and corporate training divisions at the Company. This model also creates a sales pipeline for app development projects and produces skilled resources to work on the Company’s projects.

Training fees for individual students are set and payable prior to the students’ completion of each segment of the program. When fees are collected prior to program enrollment, such fees are booked to deferred revenue until each segment has commenced. As fees are non-refundable, revenue is recognized once a program segment has concluded.

Expenses

Cost of sales is comprised of direct labor for provision of the contracted service. Sales and marketing includes direct labor, travel and other direct sales and marketing expenses. General and administrative expenses include administrative and executive personnel and other overhead expenses.

ADEPTPROS, INC.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses are recorded as sales and marketing expenses when they are incurred. The Company incurred $123,501 and $166 for such expenses during the years ended March 31, 2015 and 2014, respectively.

Research and Development

All research and development costs are expensed as incurred and primarily represents costs incurred in development of the Company’s owned apps. The Company incurred $57,371 and $-0- for research and development for the years ended March 31, 2015 and 2014.

Software Development Costs

The Company charges software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company has adopted the “tested working model” approach to establishing technological feasibility for its products. Under this approach, the Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. To date, the Company has not incurred significant costs between the establishment of technological feasibility and the release of a product for sale; thus, the Company has expensed all software development costs as incurred. The Company considers the following factors in determining whether costs can be capitalized: the uncertainty regarding a product’s revenue-generating potential and its historical practice of canceling product at any stage of the development process.

Income Taxes

AdeptPros, LLC and GeniusPort, Inc. terminated their pass-through tax status as of April 15, 2014 in connection with the expectation of the initial public offering of the Company’s common stock. From AdeptPros, LLC and GeniusPort, Inc.’s inception in 2007 and 2010, respectively, neither entity was subject to federal and state income taxes since they were operating under a partnership and S-Corporation election, respectively. As of April 15, 2014, both AdeptPros LLC and became subject to corporate federal and state income taxes.  AdeptPros IT Solutions Pvt. Ltd is subject to corporate taxation in India. The income tax provision and deferred tax assets and liabilities in the body of the financial statements reflects those balances under Indian tax law. As AdeptPros, LLC and GeniusPort, Inc. were not subject to Corporate income tax during the audit period, a pro-forma disclosure of the tax provision and deferred assets and liabilities had those entities been subject to United States Corporate income tax has been made in the income tax footnote.

Under the asset and liability method prescribed under ASC 740, Income Taxes, The Company uses the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.

ADEPTPROS, INC.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

As of March 31, 2015, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. Former tax years starting with 2011, are subject to federal and state tax examination under the current statutes.

Segment Reporting

ASC 280-10 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company has two segments: App development and Training.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Basic and Diluted Earnings per Share

Basic earnings per share are computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended March 31, 2015 and 2014, there were no outstanding common stock equivalents, thus fully diluted earnings per share and basic earnings per share were the same figure.

The following is a reconciliation of basic and diluted earnings per share for the years ended March 31, 2015 and 2014, respectively:

	March 31, 2015	March 31, 2014

Numerator:
Net income available to common shareholders	$(3,917)	$185,816
Denominator:
Weighted average shares – basic and diluted	49,999,233	48,756,216
Net income (loss) per share – basic and diluted	$(0.00)	$0.00

ADEPTPROS, INC.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Stock

The holders of the Company’s common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine.  Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders.  There is no cumulative voting of the election of directors then standing for election.  The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption.  Upon liquidation, dissolution or winding up of the company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.

Distributions to Shareholder

During the years ended March 31, 2015 and 2014, AdeptPros, LLC and GeniusPort, Inc. were taxed as pass-through entities for IRS purposes. As such, they made periodic distributions to one member, who is also an officer of the Company. These distributions totaled $331,282 and $83,334 for the years ended March 31, 2015 and 2014, respectively.

Foreign Currency Translation

The functional currency of the Company’s subsidiary in India, AdeptPros IT Solutions Pvt. Ltd, is the local currency, the Indian Rupee. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive loss in the consolidated statement of stockholders’ equity. For the years ended March 31, 2015 and 2014, the Company recognized a gain/(loss) on translation adjustment in the amount of ($3,814) and ($2,978), respectively.

The exchange rates used to calculate values and results of operations for the years ended March 31, 2015 and 2014, were as follows:

	As of	For the Years Ended
March 31, 2015	62.5300	61.0442
March 31, 2014	59.7580	60.2801

Noncontrolling Interests

The Company separately classifies noncontrolling interests within the equity section of the consolidated balance sheet and separately reports the amounts attributable to controlling and noncontrolling interests in the consolidated statements of operation.  In addition the noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.

Recently Issued Accounting Standards

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – RETIREMENT PLAN

The Company is liable for a national retirement plan for employees (the “Employee Provident Fund”) who are residents of India. The plan is a contributory plan and requires that the Company contribute 3.67% of the Indian employees’ wages for the benefit of eligible employees. Contributions to this plan were $18,896 and $9,091 for the years ended March 31, 2015 and 2014, respectively.

ADEPTPROS, INC.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014

Computers and technology	$133,735	$126,698
Furniture and fixtures	6,967	3,126
Leasehold improvements	1,444	1,314
Total historical cost	142,146	131,138

Less: accumulated depreciation	(113,403)	(93,340)
Property and equipment, net	$28,743	$37,798

Depreciation expense included as a charge to income was $20,063 and $31,352 for the years ended March 31, 2015 and 2014, respectively.

NOTE 4 – NOTES PAYABLE, RELATED PARTIES

The components of notes payable due to related parties at March 31, 2015 and 2014 are summarized in the table below:

	March 31, 2015	March 31, 2014

Note payable, 0% interest rate, due on demand	$347	$347
Note payable, 0% interest rate, due on demand	5,000	5,000
Note payable, 0% interest rate, executed on February 22, 2015, due on demand	50,000	-
Note payable, 0% interest rate, due on demand	2,000	2,000
Note payable, 0% interest rate, due on demand	-	457
Total notes payable, related parties	$57,347	$7,347

Interest expense on related party notes payable included as a charge to other income was $419 and $-0- for the years ended March 31, 2015 and 2014, respectively.

NOTE 5 – NOTES PAYABLE

The components of notes payable at March 31, 2015 and 2014 are summarized in the table below:

	March 31, 2015	March 31, 2014

Note payable, 0% interest rate, due on demand	$-	$5,000
Convertible note payable executed on November 30, 2012, 12% interest rate, due on November 20, 2013	25,000	25,000
Total notes payable	$25,000	$30,000

Interest expense on non-related party notes payable included as a charge to other income was $7,077 and $-0- for the years ended March 31, 2015 and 2014, respectively.

ADEPTPROS, INC.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

NOTE 6 – STOCKHOLDERS’ EQUITY

As of March 31, 2015 and 2014, the Company authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001. No shares of preferred stock have been issued as of the date of this report.

As of March 31, 2015 and 2014, the Company had authorized 190,000,000 shares of common stock with par value of $0.001. As of March 31, 2015 and 2014, the Company had 50,000,000 and 49,990,000 shares of common stock issued and outstanding, respectively.

Private Placement

During the year ended March 31, 2015, the Company issued 10,000 shares of common stock at $0.05 for total cash proceeds of $500, of which $25 was still outstanding at the end of the year and has been recorded as stock subscriptions receivable.

Stock Issued for Services

During the year ended March 31, 2014, the Company issued 2,474,737 shares of common stock for $123,397 of services performed. The value of the stock issued was based on the most recent issuance of common stock for cash.

NOTE 7 – SEGMENT REPORTING

Segment Description

The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”) reviews financial information at the reporting segment level. The Company has two segments: Project Development and Training and Consulting.

Measurement of Segment Profit or Loss and Segment Assets

The Company evaluates performance and allocates resources based on segment revenue and net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Intersegment sales and transfers are recorded at cost. There is no intercompany profit or loss on intersegment sales or transfers.

Factors Management Used to Identify the Entity’s Reportable Segments

The Company’s reportable segments are business units that offer different products and have dedicated personnel.

ADEPTPROS, INC.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

NOTE 7 – SEGMENT REPORTING (CONTINUED)

	Project	Training and
2015	Development	Consulting	Consolidated

Total revenues (U.S.)	$1,279,410	$-	$1,279,410
Total revenues (India)	845,644	126,488	972,132
Less: intersegment revenues	696,871	-	696,871
Revenue from unaffiliated customers	1,428,183	126,488	1,554,671

Depreciation and amortization (U.S.)	-	-	-
Depreciation and amortization (India)	17,453	2,610	20,063
	17,453	2,610	20,063

Gross profit (U.S.)	454,426	-	454,426
Gross Profit (India)	415,553	62,157	477,710
	869,979	62,157	932,136

Net income (loss) – (U.S.)	22,477	-	22,477
Net income (loss) – (India)	(85,610)	(12,805)	(98,415)
	(63,133)	(12,805)	(75,938)

Capital expenditures (U.S.)	-	-	-
Capital expenditures (India)	13,997	2,094	16,091
	-	-	-

Total assets (U.S.)	199,550	-	199,550
Total assets (India)	107,443	25,610	133,053
	$306,993	$25,610	$332,603

ADEPTPROS, INC.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

NOTE 7 – SEGMENT REPORTING (CONTINUED)

	Project	Training and
2014	Development	Consulting	Consolidated

Total revenues (U.S.)	$1,376,737	$47,300	$1,424,037
Total revenues (India)	641,681	84,866	726,547
Less: intersegment revenues	(563,495)	—	(563,495)
Revenue from unaffiliated customers	1,454,923	$132,166	$1,587,089

Depreciation and amortization (U.S.)	2,667	92	2,759
Depreciation and amortization (India)	25,034	3,311	28,345
	27,701	3,403	31,104

Gross profit (U.S.)	453,782	13,233	448,715
Gross Profit (India)	284,615	37,642	322,257
	720,097	50,875	770,972

Net income (loss) – (U.S.)	169,281	4,797	174,078 7
Net income (loss) – (India)	10,366	1,372	11,738
	179,647	6,169	185,816

Capital expenditures (U.S.)	-	-	-
Capital expenditures (India)	38,846	4,864	43,710
	38,846	4,864	43,710

Total assets (U.S.)	361,224	13,126	374,350
Total assets (India)	131,069	17,335	148,404
	$492,293	$30,461	$522,754

Major Customers

For the years ended March 31, 2015 and March 31, 2014, one major customer accounted for 95 percent and 98 percent, respectively, of sales in the project development segment.

For the year ended March 31, 2015 one customer accounted for 62 percent of the sales in the Training and Consulting segment; for the year ended March 31, 2014, no one customer accounted for more than 35 percent of sales in the Training and Consulting segment.

NOTE 8 – INCOME TAXES

For the periods presented in the financial statements, AdeptPros, LLC and GeniusPort, Inc. were taxed as pass-through entities and therefore did not have material federal or state tax liability. AdeptPros IT Solutions Pvt. Ltd was subject to corporate income tax in the country of India. The body of the consolidated financial statements, herein, includes the actual deferred tax assets and liabilities incurred by the Company. Additionally, a pro forma presentation has been made to demonstrate the tax effect that would have occurred were all entities subject to corporate income tax during the periods presented.

ADEPTPROS, INC.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

NOTE 8 – INCOME TAXES (CONTINUED)

The Company’s actual deferred tax assets and liabilities consist of the following:

	March 31,
	2015	2014
Current Assets and (Liabilities):
Service tax (India)	$-	$-

Total	-	-
Valuation Allowance	-	-

Current Deferred Tax Asset, Net	-	-

Noncurrent Assets and Liabilities:
Depreciation (India)	(4,891)	(13,560)

Total	(4,891)	(13,560)
Valuation Allowance	-	-

Noncurrent Deferred Tax (Liability) Asset, Net	(4,891)	(13,560)

Total Deferred Tax - Asset/(Liability), Net	$(4,891)	$(13,560)

The provisions for income taxes for the years ending March 31, 2015 and 2014 consist of the following:

	March 31,
	2015	2014
Deferred tax (benefit)/expense	$(1,473)	$28,515
Current provision	37,068	20,003
Total Provision for Income Taxes	$35,595	$48,518

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax strategies in making this assessment.

The Company accounts for uncertain tax positions based upon authoritative guidance that prescribes a recognition and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return (ASC 740-10). The guidance also provides direction on derecognition and classification of interest and penalties.

Management has evaluated and concluded that there are no material uncertain tax positions requiring recognition in the financial statements for the year ended March 31, 2015.  The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

ADEPTPROS, INC.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

NOTE 8 – INCOME TAXES (CONTINUED)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as follows:

	2015		2014
		Impact on		Impact on
	Amount	Rate	Amount	Rate
Income tax at federal rate	$-	0.00%	$—	0.00%
State tax, net of Federal effect	-	0.00%	—	0.00%
Indian Income tax	35,595	88.23%	49,518	17.32%
NOL deduction	-	0.00%	—	0.00%
Total tax credits	-	0.00%	—	0.00%
Valuation allowance	-	0.00%	—	0.00%
Total Provision	$35,595	88.23%	$49,518	17.32%

Pro Forma Presentation of Taxable Income before Change in Tax Status

AdeptPros, LLC and GeniusPort, Inc. have both made timely elections to be treated as C-Corporations. For the periods presented herein federal and state statutory tax rates were in effect. Had the Company been subject to those statutory rates, the provision for income taxes and effect on deferred tax assets and liabilities would have been as follows:

	2015	2014
Income before taxes	$53,778	$235,334
Provision for income taxes	10,756	48,518
Net income	$43,022	$185,816

The net effect on deferred tax assets and liabilities would have been:

	2015	2014
Increase in deferred tax assets	$-	$-
(Increase) in deferred tax liabilities	-	-
Total	$-	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Actions

The Company is party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters.

As of the date of this report, except as described below, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

ADEPTPROS, INC.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments

The Company leases office space in Scottsdale, Arizona and an office in Bangalore, India. Future minimum lease payments in each of the years subsequent to March 31, 2015 are as follows:

2016	37,013
2017	4,474
Thereafter	-
Total	$41,487

NOTE 10 – JOINT VENTURES

The Company develops its software products through joint ventures with two joint venture partners both of whom are related parties to the Company (one is the CEO of AdeptPros, Inc. and the other is a Director of AdeptPros IT Solutions Pvt Ltd, the Company’s wholly-owned subsidiary in India). Each joint venture partner owns 24.5 percent of the entity (49 percent total) and the Company owns the remaining 51 percent. The Company had one joint venture active during the fiscal years ended March 31, 2015 and 2014, the legal name of which is BeaconStream Corp. (“BeaconStream”). BeaconStream is a company organized under the laws of the State of Nevada on July 2, 2014. The Company has control over all operational and financial matters of BeaconStream; therefore, the operations of BeaconStream have been consolidated with those of the Company.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated the subsequent events through the date of the consolidated financial statements were issued and noted the following:

On September 28, 2015 the Company borrowed $30,000 from a lender through Kabbage.com. Additionally, on October 28, 2015 the Company borrowed $69,400 and on December 17, 2015 the Company borrowed $20,500. Each of the loans had a six-month term and an effective annual interest rate of approximately 23%. The last payment on these loans is due June 10, 2016 and there is $59,566 of principal outstanding due as of February 23, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with our auditor regarding accounting and financial disclosure

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer) (the Company’s CEO and CFO are the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2015, the Company’s internal control over financial reporting were not effective for the purposes for which it is intended.  Specifically, there is inadequate separation of duties, and a lack of qualified junior accounting staff beneath the CFO, as well as inability to closely supervise the activities in India, all of which represent material weaknesses.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of officers and directors as of October [xx], 2015. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Venkat Nallapati	45	Chief Executive Officer

Scott Chichester	45	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Venkat Nallapati, President and Chief Executive Officer

Venkat Nallapati is responsible for articulating a vision and growth strategy for AdeptPros and its businesses. He is an innovative technology expert with 18 years of Information Technology (IT) experience. Since September 2011, Mr. Nallapati has been the President and CEO of the Company. From September 2005 to August 2011, he was a Program Manager at NTT Data Solutions. He has worked as a technical consultant and strategic relationship manager for many Fortune 500 companies such as Honeywell, American Express, Best Western International, CIGNA, Aetna, ING, Michelin etc. He delivered large, complex and strategic IT Outsourcing Projects for his customers. He was a certified project management professional (PMP) and expert in Six Sigma methodologies. He received his Bachelor's degree in Mechanical Engineering from Nagarjuna University, India and MBA in Global Management from Thunderbird School of Global Management, which is #1 in the World for Global Management studies. Mr. Nallapati will work full time for the Company.

Scott Chichester, Chief Financial Officer

Scott R. Chichester CPA is the founder of Madison Park Advisors LLC, a New York City based advisory services firm.  Mr. Chichester is experienced in taxation, capital formation, financial reporting and the financial services industry. His most recent consulting engagement has been for the City of New York. Mr. Chichester will devote an average of 10 hours a week to the operations of the Company.

Mr. Chichester previously worked in the financial services division as an auditor for Ernst & Young in New York City and as an accountant in the Equities Controllers Division at Goldman Sachs Group LP.

Within the last 5 years, Mr. Chichester CPA (Since 2001); Founder DirectPay USA LLC (Since 2006)  (payroll company); Founder, Madison Park Advisors LLC (since 2010) (advisory services); CFO, Sterling Consolidated Corp (STCC) (2011-present)

None of these companies are a parent, subsidiary or other affiliate of the registrant.

Other directorships held during the last 5 years:  Global X Funds (2008-present) (ETF fund complex); 56 funds. None of the funds in the fund complex are a parent, subsidiary or other affiliate of the registrant; Bayview Acquisition Corp (2010-August 13, 2012); Sterling Consolidated Corp (STCC) (2011 -present).

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Family Relationships

Venkat Nallapati and Padma Kalluri are married.

Compliance with Section 16(a) of the Exchange Act

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Item 11.       Executive Compensation.

EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended March 31, 2015 and March 31, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)
Venkat Nallapati, Chief Executive Officer	2014	$0	0	0	0	0	0	74,835	(2)	$74,835
	2015	$59,227	0	0	0	0	0	22,500	(2)	$81,727

Scott Chichester, Chief Financial Officer (1)	2014	$0	0	0	0	0	0	0		$0
	2015	$0	0	0	0	0	0	5,459		$5,459

(1) Scott Chichester was hired by the Company on July 15, 2012. He received $15,000 in consideration for taking the Company public on July 15, 2012.

(2) Venkat Nallapati received $22,500 in dividends in 2015 and $74,835 in 2014.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the period from inception through March 31, 2015.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March 31, 2015 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

None.

Employment Agreements

Currently, we do not have any employment agreement in place with any of our officers and directors.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.  There are no understandings or agreements regarding compensation our management will receive after a business combination or otherwise.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.  No member of our Board of Directors has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of October [xx], 2015 , and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned		Percent of Class (1)
Officers and Directors
Venkat Nallapati(2)(3) 14301 N. 87th St., Suite 110, Scottsdale, AZ 85260	33,767,681	(6)	38.34%

Scott Chichester(4)
328 W 44th St., No. 22, New York, NY 10036	2,240,226		4.48%

Total for Officers and Directors:	21,410,792		42.82%

5% Beneficial Owners Jayaram Kode(7) 13470 N. 103rd Place, Scottsdale, AZ 85260	11,521,939		23.04%

Sekhar Kolla(7)
3143 W. Maya Way, Phoenix, AZ 85339	5,660,797		11.32%

All Executive Officers Directors and control persons as a group (4 persons)	38,593,528		77.18%

*	less than 1%

(1)	Based on 50,000,000 shares of common stock outstanding as of June 25, 2015.
(2)	Venkat Nallapati is the Chairman of the Board of the Company.
(3)	Venkat Nallapati is the Chief Executive Officer of the Company.
(4)	Scott Chichester is the Chief Financial Officer of the Company.
(6)	Venkat Nallapati is the beneficial owner of 33,767,681 shares. He is the record holder of 20,600,000 shares. His wife, Padma Kalluri, is the record holder of 13,167,681 shares.
(7)	Sekhar Kolla was a co-founding member of AdeptPros LLC. Currently they have no affiliation with the Company other than as a stockholder and noteholder.

Item 13. TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our Common Stock; or
(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

The sellers of AdeptPros IT Solutions Private Limited were Rajendra Rasad Kode, Gautam Mandewalker Gautam Mandewalker, and Punnaiah Choudary Kalluri. Rajendra Rasad Kode is the father of is the father of Jayaram Kode, one of the co-founders of AdeptPros LLC and selling shareholders. Punnaiah Choudary Kalluri is the brother-in-law of Venkat Nallapti and brother of Padma Kalluri.

 Mr. Chichester is the founder of Madison Park Acquisition Corp. The Company hired Madison Park Advisors to provide advisory services to take the Company public.

The following is a summary of the Related Party Notes Payable. Each note was non-interest bearing and did not have any specific maturity date.

		2015			2014		2013
Name	Relationship	Balance	Activity		Balance	Activity	Balance
Scott R. Chichester	Officer	$347	$		$347	104	243
Gautam Mandewalker	Officer (India)	0		(457)	457	(8,577)	9,034
S Kolla-Kollasoft	10% Owner (U.S.)	55,000		50,000	5,000	0	5,000
Venkat Nallapati	Officer	2,000		0	2,000	0	2,000
Prabhavathi Kode	10% Owner (India)	0		0	0	(3,238)	3,238
Jayaram Kode	Former 10% Owner (U.S.)	0		0	0	0	0

Totals		$57,347		$49,543	$7,804	$(11,711)	$91,923

Common Stock Issued to Related Parties

In September 2013, the Company issued 999,550 shares to Gautam Mandewalker an officer of AdeptPros India Pvt. Ltd. for services valued at $49,848 which is based on the most recent price per share of stock issued for cash.

Purchase of Adeptpros IT Solutions Pvt. Ltd.

On May 9, 2014, we executed 3 separate stock purchase agreements whereby AdeptPros Inc. purchased for cash 9,900 shares from the existing shareholders of AdeptPros IT Solutions Pvt. Ltd (India). AdeptPros Inc. purchased shares from the following shareholders of Adeptpros IT Solutions Pvt. Ltd. (India): Gautam Mandewalker (1,000 shares), Punniah Choudary Kalluri (6,000 shares), Rajendra Prasad Kode (3,000 shares). Punniah Choudary Kalluri is the is the brother-in-law of Venkat Nallapti and brother of Padma Kalluri and Rajendra Prasad Kode is the father of Jayaram Kode. AdeptPros LLC purchased 100 shares from the existing shareholders of AdeptPros IT Solutions Pvt. Ltd (India). The 10,000 shares purchased were all the outstanding stock of AdeptPros IT Solutions Pvt. Ltd (India). Together, AdeptPros, Inc. and AdeptPros LLC purchased all of the shares of AdeptPros IT Solutions Pvt. Ltd. (India) for 10,000,000 rupees. This was the equivalent of $167,304 at the time of purchase. As one of the prinicpals of Adeptpros IT Solutions Pvt. Ltd. was the brother-in-law of the current chairman, Venkat Nallapati. Mr. Nallapati had significant influence over the direction of Adeptpros IT Solutions Pvt. Ltd through this family connection.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Neither Venkat Nallapati nor Scott Chichester is considered independent because they are both executive officers of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.      Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended March 31, 2015 and 2014, we were billed approximately $18,000 and $43,985 respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company incurred fees of $0 and $1,464 for the fiscal years ended March 31, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended March 31, 2015 and 2014, we were billed $2,470 and $0, respectively, for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended March 31, 2015 and 2014.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in the past fiscal year.  The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15.       Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Report.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit Number	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 10, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2016

ADEPTPROS INC.

By:	/s/Venkat Nallapati
Venkat Nallapti
President, CEO, Director

In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Venkat Nallapati	Chief Executive Officer (Principal Executive Officer)	February 24, 2016
Venkat Nallapati

/s/Scott Chichester	Principal Financial Officer, Controller and Principal Accounting Officer	February 24, 2016
Scott Chichester

